Form 10-K
GSR Trust 2007-HEL1
filed 2008-03-31
CIK 1395409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-139817-09

                           GSR Trust 2007-HEL1
          (Exact name of Issuing Entity as specified in its Charter)

                       GS Mortgage Securities Corp.
     (Exact name of registrant (depositor) as specified in its Charter)

                     Goldman Sachs Mortgage Company
             (Exact name of sponsor as specified in its Charter)

                                                      REMIC-I  26-0190950
                                                     REMIC-II  26-0190974
                                                     REMIC-III 26-0191014
                   New York                           REMIC-IV 26-0191036
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment
     to this Form 10-K.         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accountant Fees and Services.

     Not Applicable.

              ADDITIONAL DISCLOSURE ITEM FOR REGULATION AB

     Item 1112(b) of Regulation AB, Significant Obligors Pool Assets (Financial Information).

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     The consolidated audited financial statements of MBIA Insurance Corporation (Commission CIK No. 0000814585) as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, included in the Annual Report on Form 10-K of the MBIA Inc. filed with the Securities and Exchange Commission by the MBIA Inc. on February 29, 2008
     (Commission File No. 001-09583) are incorporated by reference herein.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115(b) of Regulation AB.

     Item 1117 of Regulation AB, Legal Proceedings.

     Legal Proceedings Regarding Residential Capital, LLC

     Residential Funding Company, LLC, the master servicer and seller, along with GMAC Mortgage, LLC, the subservicer for Residential Funding Company, LLC, are subsidiaries of Residential Capital, LLC ("ResCap"). Pursuant to a Form 10-K and a Form 10-Q, filed by ResCap on February 27, 2008 and November 8, 2007, respectively (Commission
     File No. 000-51438; CIK No. 0001332815), ResCap stated that it is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. ResCap stated that in addition to the legal proceedings described below, it is a party to various legal proceedings arising in the ordinary course of its business, some of which purport to be class actions, and that a final outcome in any of these legal proceedings, if unfavorable, could have a material adverse effect on its business, reputation, results of operations or financial condition.

     ResCap stated that its subsidiaries were involved in the following legal proceedings:

     Kessler. This putative class action was consolidated for settlement Purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage
     Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks "rented" their banking charters to affiliates for the purpose of facilitatingthe assessment of "illegal" fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act ("RESPA"). Plaintiffs sought to hold ResCap's subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs' class action counsel ("Objectors") appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act ("TILA") or Home Ownership and Equity Protection Act ("HOEPA") claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court's approval of the settlement and remanded the matter to the district court to determine whether such claims were "viable". The parties and the Objectors then briefed the issue of the "viability" of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit's concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is "fair, reasonable, and adequate." Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class;
     (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. If the settlement is not finally approved or is otherwise undone as a result of opt-outs or objections, ResCap's subsidiary intends to vigorously defend against these claims.

     Santiago. This putative class action was filed against ResCap's subsidiary In June 2002 in the United States District Court for the Eastern District Of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of "unearned fees for settlement services" composed of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of "all persons who, on or after January 1,1995 - paid fees for tax service, flood certification, and/or underwriting." In September 2003, the district court dismissed plaintiffs' causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court's dismissal as to alleged additional charges for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. After filing an answer to the claims denying the allegations, ResCap's subsidiary conducted preliminary discovery in conjunction with court-supervised mediation. As a result of that mediation, an agreement was reached to settle part of the claims on a class basis with all of the other claims to be dismissed on an individual basis. The settlement provides for a total payment of $625,000 to be split evenly between the class and plaintiffs'counsel.
     The settlement was finally approved by the court on August 7, 2007.
     There were no objectors. Plaintiff's counsel has been paid and 81,965 settlement checks (in denominations of either $14.40 or $2.00) have been distributed to class members. Any funds remaining after one year will be paid to charity.

     Murray. This putative statewide class action was filed against ResCap's subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff's counsel alleges that ResCap's subsidiary, in sending a "pre-approved offer" to the plaintiff, accessed the plaintiff's credit report without authorization from the plaintiff and without a "permissible purpose" under the Fair Credit Reporting Act ("FCRA") since the material allegedly did not qualify as a "firm offer of credit." It also alleges that the material failed to make FCRA required notices and disclosures in a "clear and conspicuous" manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who can be identified from any available mailing list. The district court also granted in part and denied in part each of the parties' summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of ResCap's subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, ResCap's subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted ResCap's subsidiary's motion for summary judgment on the willfulness issue, entering judgment on behalf of ResCap's subsidiary. Plaintiffs have filed an appeal, which ResCap's subsidiary intends to vigorously contest.

     Parthiban. The putative class action was filed against ResCap's subsidiary in the United States District Court for the Central District of California in August 2005. This litigation seeks to recover for essentially the same conduct alleged in Murray although for a later class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted ResCap's subsidiary's motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and permitted the case to go forward on the same "firm offer of credit" claims present in Murray. (The plaintiff has voluntarily withdrawn her "clear and conspicuous" disclosure claims.) On June 28, 2007, while a class certification motion was pending and summary judgment motions had not yet been filed, the parties reached a settlement agreement in principle. The court preliminarily approved the settlement on September 13, 2007 with respect to a settlement class of 1.4 million members, each of whom is to be offered a free credit report and one year of free credit monitoring. ResCap's subsidiary agreed not to contest an award of class counsel's fees up to $1.1 million. As the hearing on final approval continued on January 7, 2008, the court approved the settlement and awarded attorney's fees in the amount of $967,700.

     Mitchell. This putative class action lawsuit was filed against ResCap's subsidiary on July 29, 2003 in state court in Kansas City, Missouri. Plaintiffs assert violations of the Missouri Second Mortgage Loan Act ("SMLA"), Mo.R.S. Section 408.233, based on the lenders' charging or contracting for payment of allegedly unlawful closing costs and fees. The relief sought includes a refund of all allegedly illegal fees, the refund of interest paid, and the discounted present value of interest to be paid in the future on active loans. The plaintiffs also seek prejudgment interest and punitive damages.

     ResCap's subsidiary is an assignee. The plaintiffs contend that ResCap's subsidiary is strictly liable for the lender's (Mortgage Capital Resources Corporation) alleged SMLA violations pursuant to the assignee provisions of HOEPA.

     The Mitchell case involves approximately 258 Missouri second mortgage loans made by Mortgage Capital Resources Cororation and assigned to ResCap's subsidiary. The Plaintiffs and the class sought approximately $6.7 million in actual and statutory damages plus prejudgment interest, attorney's fees and expenses. The plaintiff's counsel sought a contingent fee of approximately 40% plus litigation expenses. In addition plaintiffs will seek prejudgment interest and punitive damages.

     The parties participated in a mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. ResCap's subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early
     May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that ResCap's subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. ResCap's subsidiary intends to appeal and to vigorously contest the punitive damage award.

     Federal Trade Commission. The Federal Trade Commission has been conducting a review of certain business practices of one of ResCap's subsidiaries, including its servicing and lending operations. On September 26, 2007, the FTC informed ResCap by letter that they believe there is statistical evidence that some of ResCap's subsidiary's lending practices may violate certain fair lending laws. On November 9, 2007, the FTC provided ResCap with information regarding how they conducted their analysis. ResCap evaluated the data and provided the FTC with its written response on January 8, 2008. ResCap believes that it has conducted its business in compliance in all material respects with applicable fair lending laws.
     If the FTC is able to establish that a violation of the fair lending laws has occurred, they may seek an injunction prohibiting future violations, require ResCap's subsidiary to change its lending practices or impose fines and other monetary penalties, which could be substantial.

     Legal Proceedings Regarding MBIA Insurance Corporation

     Pursuant to a Form 10-K filed by MBIA Inc. ("MBIA") (CIK No.: 0000814585; Commission File No.: 001-9583), parent of MBIA Insurance Corporation ("MBIA Insurance"), the note insurer, on February 29, 2008 (the "February 29th Announcement"), MBIA stated that in November 2004, MBIA stated that it received identical document subpoenas from the Securities Exchange Commission ("SEC") and the New York Attorney General ("NYAG") requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by MBIA to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Insurance in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of the Pittsburgh-based Alleghany Health, Education and Research Foundation ("AHERF").

     According to the February 29th Announcement, MBIA stated that on March 9, 2005, MBIA received a subpoena from the U.S. Attorney's Office for the Southern District of New York (U.S. Attorney) seeking information related to the agreements it entered into in connection with the AHERF loss. Thereafter, MBIA received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

     In addition, according to the February 29th Announcement, on August 19, 2005, MBIA stated that it received a "Wells Notice" from the SEC indicating that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against MBIA alleging violations of federal securities laws "arising from MBIA's action to retroactively reinsure losses it incurred from the AHERF bonds MBIA had guaranteed, including, but not limited to, its entering into excess of loss agreements and quota share agreements with three separate counterparties."
     According to the February 29th Announcement, on January 29, 2007, MBIA announced that it and its principal operating subsidiary MBIA Insurance (together with MBIA, the "MBIA Companies") had concluded civil settlements with the SEC, the NYAG, and the New York State Insurance Department ("NYSID") with respect to transactions entered into by the MBIA Companies in 1998 following defaults on insured bonds issued by AHERF.

     The terms of the settlements, under which the MBIA Companies neither admit nor deny wrongdoing, include, but are not limited to:

     A restatement, which was completed and reported in MBIA's third quarter 2005 earnings release, of MBIA's GAAP and statutory financial results for 1998 and subsequent years related to the agreements with AXA Re Finance S.A. and Muenchener Rueckversicherungs-Gesellshaft, as discussed in
    "Note 2: Restatement Of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries included in MBIA's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K") in Part II, Item 8 and "Restatement of Consolidated Financial Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II,
     Item 7 in the 2005 10-K;

     Payment of penalties and disgorgement totaling $75 million, of which $60 million will be distributed to MBIA shareholders pursuant to the Fair Fund provisions of the Sarbanes-Oxley Act of 2002 and $15 million will be paid to the State of New York. MBIA accounted for the $75 million in penalties and disgorgement as a charge in the third quarter of 2005;

     The MBIA Companies' consent to a cease and desist order with respect to future violations of securities laws;

     A report by MBIA's independent auditors, PricewaterhouseCoopers, LLP to MBIA's Board of Directors, the SEC staff, the NYAG and the NYSID concerning MBIA's accounting for and disclosure of advisory fees and the assets of certain conduits; and

     Retention of an Independent Consultant to review and report to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA's Board of Directors by Promontory Financial Group LLC of MBIA's controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; MBIA's implementation of Promontory's recommendations; MBIA's accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and MBIA's accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which MBIA paid or acquired all or substantially all of an issue of insured securities other than as a result of a claim under the related policy.

     In addition, according to the February 29th Announcement, MBIA stated that it was named as a defendant in private securities actions consolidated in the United States District Court for the Southern
     District of New York as In re MBIA Inc. Securities Litigation; (Case
     No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W.
     Brown, MBIA's Chairman and Chief Executive Officer, Gary C. Dunton,
     MBIA's former Chairman, Chief Executive Officer, and President, Nicholas Ferreri, MBIA's former Chief Financial Officer, Neil G. Budnick, a former Vice President and Chief Financial Officer of MBIA and Douglas
     C. Hamilton, MBIA's Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and
     Treasurer Juliette S. Tehrani. According to the February 29th Announcement, the plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of MBIA's stock during the period from August 5, 2003 to March 30, 2005 (the "Class Period"). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of MBIA's allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Insurance in connection with the AHERF loss, and about the effectiveness of MBIA's internal controls.
     The plaintiffs alleged that, as a result of these misleading statements or omissions, MBIA's stock traded at artificially inflated prices throughout the Class Period.

     According to the February 29th Announcement, the defendants, including MBIA, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by MBIA and the other defendants. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. The plaintiffs argue that the dismissal should be reversed on several grounds. The appeal has been fully briefed. No date for arguing the appeal has been set. MBIA announced that it does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that MBIA will not suffer a loss.

     In addition, according to the February 29th Announcement, certain current and former officers of MBIA and certain members of MBIA's Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the "Purvis Litigation"). The plaintiff asserted claims for the benefit of MBIA to redress injuries suffered by MBIA as a result of alleged breaches of fiduciary duties by the named defendants in connection with MBIA's accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed with prejudice on December 21, 2006, pursuant to court order and an agreement among all parties.

     According to the February 29th Announcement, certain current and former officers of MBIA and certain current and former members of MBIA's Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard,
     William H. Gray III, Freda S. Johnson and James A. Lebenthal
     (Case No. 06 CV 3146) (the "Orton Litigation"). In the February 29th Announcement, MBIA stated that the plaintiff asserts claims for the benefit of MBIA to redress injuries suffered by MBIA as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in MBIA's financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of MBIA that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing MBIA to implement certain governance procedures and other equitable relief. According to the February 29th Announcement, the lawsuit was dismissed with prejudice on September 18, 2007, pursuant to court order and an agreement among the parties.

     In addition, according to the February 29th Announcement, on January 11, 2008, a putative shareholder class action lawsuit against MBIA and certain of its officers, Schmalz v. MBIA, Inc. et al., No.08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to MBIA's exposure to losses stemming from MBIA's insurance of CDOs and RMBS, including its exposure to so-called "CDO-squared" securities, which allegedly caused MBIA's stock to trade at inflated prices. Defendants' deadline to respond to the complaint has been extended pending the resolution of lead counsel status and the possible filing of an amended and/or consolidated complaint.

     In addition, according to the February 29th Announcement, MBIA stated that it has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states' regulatory authorities, regarding a variety of subjects, including disclosures made by MBIA to underwriters and issuers of certain bonds, the Warburg Pincus transaction, MBIA's announcement of preliminary loss reserve estimates on December 10, 2007 related to MBIA's residential mortgage-backed securities exposure, and disclosures regarding MBIA's CDO exposure, MBIA's communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. MBIA is cooperating fully with each of these regulators and is in the process of satisfying all such requests. MBIA stated that it may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators in response to any inquiries with respect to these or other matters in the future.

     According to the February 29th Announcement, MBIA stated that on February 22, 2008, another putative shareholder class action lawsuit against MBIA and certain of its officers, Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters complaint are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 6, 2006 to January 9, 2008. MBIA has not yet responded to the Teamsters complaint, but anticipates that it will be consolidated with the Schmalz complaint and responded to in that context.

     In addition, according to the February 29th Announcement, MBIA stated that on February 13, 2008, a shareholder derivative lawsuit against certain of MBIA's present and former directors, and against MBIA, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., 08 CV 1515 (the "Detroit Complaint"), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Schmalz and Teamsters class actions, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

     MBIA stated in the February 29th Announcement that there are no other material lawsuits pending or, to the knowledge of MBIA, threatened, to which MBIA or any of its subsidiaries is a party.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     GMAC Mortgage, LLC is an affiliate through common parent ownership of Residential Funding Company, LLC, the servicer.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

        Homecomings Financial, LLC ("Homecomings") assessed compliance with the Applicable Servicing Criteria as of and for the four-month period ended April 30, 2007 and identified the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(x)(C) of Regulation AB applicable to Homecomings during the period ended April 30, 2007. Certain refunds resulting from payoff transactions were not returned to the obligor within 30 calendar days of full repayment of the related pool asset, as required by criteria 1122(d)(4)(x)(C).

        GMAC Mortgage, LLC ("GMACM") assessed compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2007 and identified the following material noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(C) and (D) of Regulation
        AB applicable to GMACM during the year ended December 31, 2007.
        Certain custodial account reconciliations were not reviewed within timelines outlined in GMACM's policies and procedures, as required by criterion 1122(d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criterion 1122(d)(2)(vii)(D).

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

                                      PART IV

     ITEM 15. Exhibits and Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

        Exhibits 4.1, 4.2, 10.1 and 10.2 were filed as part of the Registrant's Current Report on Form 8-K filed on May 8, 2007 (Commission File No. 333-139817-09)and are incorporated by reference herein.

        4.1 Amended and Restated Trust Agreement, dated as of April 17, 2007, among GS Mortgage Securities Corp., as depositor, Wilmington Trust Company, as owner trustee and Deutsche Bank National Trust Company, as indenture trustee, certificate registrar and certificate paying agent.

        4.2 Indenture, dated as of April 17, 2007, between GSR Trust 2007-HEL1, as issuing entity and Deutsche Bank National Trust Company, as indenture trustee.

        10.1 Sale and Servicing Agreement, dated as of April 17, 2007, among GS Mortgage Securities Corp., as depositor, GSR Trust 2007-HEL1, as issuer, Deutsche Bank National Trust Company, as indenture trustee, Goldman Sachs Mortgage Company, as seller and Residential Funding Company, LLC, as original loan seller and servicer.

        10.2 Administration Agreement, dated as of April 17, 2007, among
        GSR Trust 2007-HEL1, as issuing entity, Deutsche Bank National Trust Company, as indenture trustee, Wilmington Trust Company, as owner trustee and GS Mortgage Securities Corp., as depositor.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Residential Funding Company, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 Deutsche Bank National Trust Company's Annual
        Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Wells Fargo Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 Homecomings Financial, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 GMAC Mortgage, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Residential Funding Company, LLC's Report (Exhibit 33.1) for Year End December 31, 2007

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association's Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Homecomings Financial, LLC's Company's Report
       (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for GMAC Mortgage, LLC's Company's Report (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 35.1 Residential Funding Company, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Homecomings Financial, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.3 GMAC Mortgage, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 99.1 was filed as part of the Annual Report on Form 10-K of MBIA Inc. (Commission CIK No. 0000814585) filed with the Securities and Exchange Commission by MBIA Inc. Company on February 29, 2008
       (Commission File No. 001-09583) and is incorporated by reference herein.

        Exhibit 99.1 Consolidated audited financial statements of MBIA Insurance Corporation as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

     (b) See (a) above.

     (c) Not Applicable.





                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                          as Depositor

                                      By:  /s/Michelle Gill
                                           Michelle Gill
                                           Vice President
                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)






     Date: March 31, 2008

     EXHIBIT INDEX

     Exhibit Document

        Exhibits 4.1, 4.2, 10.1 and 10.2 were filed as part of the Registrant's Current Report on Form 8-K filed on May 8, 2007, (Commission File No. 333-139817-09) and are incorporated by reference herein.

        4.1 Amended and Restated Trust Agreement, dated as of April 17, 2007, among GS Mortgage Securities Corp., as depositor, Wilmington Trust Company, as owner trustee and Deutsche Bank National Trust Company, as indenture trustee, certificate registrar and certificate paying agent.

        4.2 Indenture, dated as of April 17, 2007, between GSR Trust 2007-HEL1, as issuing entity and Deutsche Bank National Trust Company, as indenture trustee.

        10.1 Sale and Servicing Agreement, dated as of April 17, 2007, among GS Mortgage Securities Corp., as depositor, GSR Trust 2007-HEL1, as issuer, Deutsche Bank National Trust Company, as indenture trustee, Goldman Sachs Mortgage Company, as seller and Residential Funding Company, LLC, as original loan seller and servicer.

        10.2 Administration Agreement, dated as of April 17, 2007, among
        GSR Trust 2007-HEL1, as issuing entity, Deutsche Bank National Trust Company, as indenture trustee, Wilmington Trust Company, as owner trustee and GS Mortgage Securities Corp., as depositor.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Residential Funding Company, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 Deutsche Bank National Trust Company's Annual
        Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Wells Fargo Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 Homecomings Financial, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 GMAC Mortgage, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Residential Funding Company, LLC's Report
       (Exhibit 33.1) for Year End December 31, 2007

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association's Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Homecomings Financial, LLC's Company's Report
       (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for GMAC Mortgage, LLC's Company's Report (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 35.1 Residential Funding Company, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Homecomings Financial, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.3 GMAC Mortgage, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 99.1 was filed as part of the Annual Report on Form 10-K of MBIA Inc. (Commission CIK No. 0000814585) filed with the Securities and Exchange Commission by MBIA Inc. Company on February 29, 2008
       (Commission File No. 001-09583) and is incorporated by reference herein.

        Exhibit 99.1 Consolidated audited financial statements of MBIA Insurance Corporation as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.